Form 10-K
period 2025-12-31
BANK5 2024-5YR9
filed 2026-03-24
CIK 2032772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Wells Fargo Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the 640 5th Avenue Mortgage Loan, the Showcase I Mortgage Loan and the Cummins Station Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the 640 5th Avenue Mortgage Loan, the Showcase I Mortgage Loan and the Cummins Station Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the 640 5th Avenue Mortgage Loan, the Showcase I Mortgage Loan and the Cummins Station Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2         Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

33.5         Computershare Trust Company, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (See Exhibit 33.3)

33.9         Wells Fargo Bank, National Association, as Primary Servicer of The Piazza Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.10       Trimont LLC, as Primary Servicer of The Piazza Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Piazza Mortgage Loan (see Exhibit 33.3)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Piazza Mortgage Loan (see Exhibit 33.3)

33.13       Computershare Trust Company, National Association, as Trustee of The Piazza Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Computershare Trust Company, National Association, as Custodian of The Piazza Mortgage Loan (see Exhibit 33.5)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of The Piazza Mortgage Loan (see Exhibit 33.6)

33.16       CoreLogic Solutions, LLC, as Servicing Function Participant of The Piazza Mortgage Loan (see Exhibit 33.7)

33.17       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.18       Trimont LLC, as Primary Servicer of the Baybrook Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 33.3)

33.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 33.3)

33.21       Computershare Trust Company, National Association, as Trustee of the Baybrook Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Computershare Trust Company, National Association, as Custodian of the Baybrook Mall Mortgage Loan (see Exhibit 33.5)

33.23       Pentalpha Surveillance LLC, as Operating Advisor of the Baybrook Mall Mortgage Loan (see Exhibit 33.6)

33.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baybrook Mall Mortgage Loan (see Exhibit 33.7)

33.25       KeyBank National Association, as Primary Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan

33.26       KeyBank National Association, as Special Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 33.25)

33.27       Wilmington Trust, National Association, as Trustee of the BioMed 2024 Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Computershare Trust Company, National Association, as Custodian of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 33.5)

33.29       Wells Fargo Bank, National Association, as Primary Servicer of the 640 5th Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.30       Trimont LLC, as Primary Servicer of the 640 5th Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.31       Greystone Servicing Company LLC, as Special Servicer of the 640 5th Avenue Mortgage Loan

33.32       Computershare Trust Company, National Association, as Trustee of the 640 5th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Custodian of the 640 5th Avenue Mortgage Loan (see Exhibit 33.5)

33.34       Pentalpha Surveillance LLC, as Operating Advisor of the 640 5th Avenue Mortgage Loan (see Exhibit 33.6)

33.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the 640 5th Avenue Mortgage Loan (see Exhibit 33.7)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the Showcase I Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.37       Trimont LLC, as Primary Servicer of the Showcase I Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.38       Greystone Servicing Company LLC, as Special Servicer of the Showcase I Mortgage Loan (see Exhibit 33.31)

33.39       Computershare Trust Company, National Association, as Trustee of the Showcase I Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Computershare Trust Company, National Association, as Custodian of the Showcase I Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Showcase I Mortgage Loan (see Exhibit 33.6)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Showcase I Mortgage Loan (see Exhibit 33.7)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Cummins Station Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.44       Trimont LLC, as Primary Servicer of the Cummins Station Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.45       Greystone Servicing Company LLC, as Special Servicer of the Cummins Station Mortgage Loan (see Exhibit 33.31)

33.46       Computershare Trust Company, National Association, as Trustee of the Cummins Station Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Custodian of the Cummins Station Mortgage Loan (see Exhibit 33.5)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Cummins Station Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cummins Station Mortgage Loan (see Exhibit 33.7)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.3)

33.51       Situs Holdings, LLC, as Special Servicer of the Bronx Terminal Market Mortgage Loan

33.52       Wilmington Savings Fund Society, FSB, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Citibank, N.A., as Custodian of the Bronx Terminal Market Mortgage Loan

33.54       Pentalpha Surveillance LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 33.6)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Culver Steps Mortgage Loan (see Exhibit 33.3)

33.56       Rialto Capital Advisors, LLC, as Special Servicer of the Culver Steps Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wilmington Savings Fund Society, FSB, as Trustee of the Culver Steps Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Citibank, N.A., as Custodian of the Culver Steps Mortgage Loan (see Exhibit 33.53)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the Culver Steps Mortgage Loan (see Exhibit 33.6)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2         Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.4         Computershare Trust Company, National Association, as Trustee and Certificate Administrator

34.5         Computershare Trust Company, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (See Exhibit 34.3)

34.9         Wells Fargo Bank, National Association, as Primary Servicer of The Piazza Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.10       Trimont LLC, as Primary Servicer of The Piazza Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Piazza Mortgage Loan (see Exhibit 34.3)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Piazza Mortgage Loan (see Exhibit 34.3)

34.13       Computershare Trust Company, National Association, as Trustee of The Piazza Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Computershare Trust Company, National Association, as Custodian of The Piazza Mortgage Loan (see Exhibit 34.5)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of The Piazza Mortgage Loan (see Exhibit 34.6)

34.16       CoreLogic Solutions, LLC, as Servicing Function Participant of The Piazza Mortgage Loan (see Exhibit 34.7)

34.17       Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.18       Trimont LLC, as Primary Servicer of the Baybrook Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 34.3)

34.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 34.3)

34.21       Computershare Trust Company, National Association, as Trustee of the Baybrook Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Computershare Trust Company, National Association, as Custodian of the Baybrook Mall Mortgage Loan (see Exhibit 34.5)

34.23       Pentalpha Surveillance LLC, as Operating Advisor of the Baybrook Mall Mortgage Loan (see Exhibit 34.6)

34.24       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baybrook Mall Mortgage Loan (see Exhibit 34.7)

34.25       KeyBank National Association, as Primary Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan

34.26       KeyBank National Association, as Special Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 34.25)

34.27       Wilmington Trust, National Association, as Trustee of the BioMed 2024 Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Computershare Trust Company, National Association, as Custodian of the BioMed 2024 Portfolio 2 Mortgage Loan (see Exhibit 34.5)

34.29       Wells Fargo Bank, National Association, as Primary Servicer of the 640 5th Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.30       Trimont LLC, as Primary Servicer of the 640 5th Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.31       Greystone Servicing Company LLC, as Special Servicer of the 640 5th Avenue Mortgage Loan

34.32       Computershare Trust Company, National Association, as Trustee of the 640 5th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Custodian of the 640 5th Avenue Mortgage Loan (see Exhibit 34.5)

34.34       Pentalpha Surveillance LLC, as Operating Advisor of the 640 5th Avenue Mortgage Loan (see Exhibit 34.6)

34.35       CoreLogic Solutions, LLC, as Servicing Function Participant of the 640 5th Avenue Mortgage Loan (see Exhibit 34.7)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the Showcase I Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.37       Trimont LLC, as Primary Servicer of the Showcase I Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.38       Greystone Servicing Company LLC, as Special Servicer of the Showcase I Mortgage Loan (see Exhibit 34.31)

34.39       Computershare Trust Company, National Association, as Trustee of the Showcase I Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Computershare Trust Company, National Association, as Custodian of the Showcase I Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Showcase I Mortgage Loan (see Exhibit 34.6)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Showcase I Mortgage Loan (see Exhibit 34.7)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Cummins Station Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.44       Trimont LLC, as Primary Servicer of the Cummins Station Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.45       Greystone Servicing Company LLC, as Special Servicer of the Cummins Station Mortgage Loan (see Exhibit 34.31)

34.46       Computershare Trust Company, National Association, as Trustee of the Cummins Station Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Custodian of the Cummins Station Mortgage Loan (see Exhibit 34.5)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Cummins Station Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Solutions, LLC, as Servicing Function Participant of the Cummins Station Mortgage Loan (see Exhibit 34.7)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.3)

34.51       Situs Holdings, LLC, as Special Servicer of the Bronx Terminal Market Mortgage Loan

34.52       Wilmington Savings Fund Society, FSB, as Trustee of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Citibank, N.A., as Custodian of the Bronx Terminal Market Mortgage Loan

34.54       Pentalpha Surveillance LLC, as Operating Advisor of the Bronx Terminal Market Mortgage Loan (see Exhibit 34.6)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Culver Steps Mortgage Loan (see Exhibit 34.3)

34.56       Rialto Capital Advisors, LLC, as Special Servicer of the Culver Steps Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wilmington Savings Fund Society, FSB, as Trustee of the Culver Steps Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Citibank, N.A., as Custodian of the Culver Steps Mortgage Loan (see Exhibit 34.53)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the Culver Steps Mortgage Loan (see Exhibit 34.6)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2         Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.4         Computershare Trust Company, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (See Exhibit 35.3)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of The Piazza Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.7         Trimont LLC, as Primary Servicer of The Piazza Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Piazza Mortgage Loan (see Exhibit 35.3)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Piazza Mortgage Loan (see Exhibit 35.3)

35.10        Wells Fargo Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11       Trimont LLC, as Primary Servicer of the Baybrook Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12        Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 35.3)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Baybrook Mall Mortgage Loan (see Exhibit 35.3)

35.14       KeyBank National Association, as Primary Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       KeyBank National Association, as Special Servicer of the BioMed 2024 Portfolio 2 Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 640 5th Avenue Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.17       Trimont LLC, as Primary Servicer of the 640 5th Avenue Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.18       Greystone Servicing Company LLC, as Special Servicer of the 640 5th Avenue Mortgage Loan

35.19       Wells Fargo Bank, National Association, as Primary Servicer of the Showcase I Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.20       Trimont LLC, as Primary Servicer of the Showcase I Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.21       Greystone Servicing Company LLC, as Special Servicer of the Showcase I Mortgage Loan (see Exhibit 35.18)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Cummins Station Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.23       Trimont LLC, as Primary Servicer of the Cummins Station Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.24       Greystone Servicing Company LLC, as Special Servicer of the Cummins Station Mortgage Loan (see Exhibit 35.18)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Bronx Terminal Market Mortgage Loan (see Exhibit 35.3)

35.26       Situs Holdings, LLC, as Special Servicer of the Bronx Terminal Market Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Culver Steps Mortgage Loan (see Exhibit 35.3)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Culver Steps Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 23, 2026